Form 10QSB
period 2001-06-30
NATURALLY SAFE TECHNOLOGIES INC
filed 2001-09-14
CIK 1135360

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
JUNE 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                      COMMISSION FILE NUMBER: 000-32387

                       NATURALLY SAFE TECHNOLOGIES, INC.
         (Exact name of registrant as specified in its charter)

              Nevada                                        33-0897618
(State or jurisdiction of incorporation                (I.R.S. Employer
            or organization)                           Identification No.)

        17663 Fondoso Drive, San Diego, California                92128
       (Address of principal executive offices)                 (Zip Code)

              Registrant's telephone number:  (858) 676-1005

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 Par Value

Indicate by check mark whether the Registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing
requirements for the past 90 days.  Yes    X       No  .

As of August 1, 2001, the Registrant had 12,832,025 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes      No    X.

                           TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                        PAGE

ITEM 1.  FINANCIAL STATEMENTS

         BALANCE SHEET AS OF JUNE 30, 2001                               3

         STATEMENTS OF OPERATIONS FOR THE
         THREE AND SIX MONTHS ENDED JUNE 30, 2001,
         AND THE THREE MONTHS ENDED JUNE 30, 2000
         AND THE PERIOD OF FEBRUARY 10, 2000
        (INCEPTION) THROUGH JUNE 30, 2000                                4

         STATEMENTS OF CASH FLOWS FOR THE
         SIX MONTHS ENDED JUNE 30, 2001
         AND THE PERIOD OF FEBRUARY 10, 2000
        (INCEPTION) THROUGH JUNE 30, 2000                                5

         NOTES TO FINANCIAL STATEMENTS                                   7

ITEM 2.  PLAN OF OPERATION                                               9

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                              15

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                      15

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                16

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            16

ITEM 5.  OTHER INFORMATION                                              16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                               16

SIGNATURE                                                               17

                         PART 1 - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

                       NATURALLY SAFE TECHNOLOGIES, INC.
                                BALANCE SHEET
                                JUNE 30, 2001
                                 (Unaudited)

                                    ASSETS

Current assets
Accounts receivable                                          $     3,223
Inventory                                                        115,609
Prepaid expenses                                                   5,138
Total current assets                                             123,970

Fixed assets, net                                                  7,031

Intangible asset, net                                             13,269

Total assets                                                     144,270

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft                                                       200
Accounts payable                                                 190,528
Accrued liabilities                                               63,318
Note payable                                                     241,950
Total current liabilities                                        500,996

Commitments and contingencies                                          -

Stockholders' deficit
Common stock - $.001 par value, 20,000,000 shares
authorized, 12,832,025 shares issued and outstanding              12,832
Additional paid-in capital                                     1,748,841
Prepaid consulting services related
to issuance of common stock                                     (727,373)
Accumulated deficit                                           (1,391,026)
Total stockholders' deficit                                     (356,726)

Total liabilities and stockholders' deficit                      144,270

             See Accompanying Notes to Financial Statements

                    NATURALLY SAFE TECHNOLOGIES, INC.
                         STATEMENTS OF OPERATIONS
                                (Unaudited)

                                  Three Months       Six Months   February 10
                                      Ended            Ended         2000
                                    June 30           June 30     (Inception)
                                2001       2000         2001         Through
                                                                  June 30 2000
Sales                          $     12 $   22,704    $       12  $    22,783

Cost of sales                         4      1,250             4        1,250

Gross Profit                          8     21,454             8       21,533

General and administrative
expenses
Wages                           176,700     18,000       204,700       28,270
Professional fees                 1,324     11,935        41,914       13,172
Interest                         14,583          -       156,458          370
Consulting fees                  25,000     33,500        40,000       38,766
Consulting fees related to
the issuance of common stock    275,593     85,593       361,186      114,124
Other general and
administrative expenses          39,141     24,446        77,400       30,590

Total general and
administrative expenses         532,341    173,474       881,658      225,292

Net loss                       (532,333)  (152,020)     (881,650)    (203,759)

Basic and diluted loss per
common share                      (0.04)     (0.01)        (0.07)       (0.02)

Basic and diluted weighted
average common shares
outstanding                  12,364,443 11,113,019    12,123,113    8,624,326

                See Accompanying Notes to Financial Statements

                      NATURALLY SAFE TECHNOLOGIES, INC.
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                      Six Months Ended      February 10 2000
                                      June 30 2001             (Inception)
                                                                 Through
                                                               June 30 2000

Cash flows from operating activities:
Net loss                               $  (881,650)           $    (203,388)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation and amortization                1,619                       86
Issuance of common stock as compensation
for the Company's President                171,000                        -
Issuance of common stock to
consultants for services                   190,000                        -
Decrease in prepaid consulting services
related to issuance of common stock        171,186                  114,124
Changes in operating assets and
liabilities:
Decrease (increase) in accounts
receivable                                  44,157                  (22,704)
Increase in inventory                      (15,123)                  (8,558)
Decrease in other receivables               15,170                        -
Decrease in prepaid expenses                 1,450                        -
Increase in bank overdraft                     200                        -
Increase in accounts payable                67,203                        -
Increase in accrued liabilities            151,847                      777
Net cash used by operating activities      (82,941)                (119,663)

Cash flows from investing activities:
Purchase of fixed assets                         -                   (1,891)
Investment in intangible assets                  -                  (14,354)
Net cash used by investing activities            -                  (16,245)

Cash flows from financing activities:
Proceeds from issuance of note
payable                                     66,950                  126,485
Principal payments on notes payable         (3,500)                       -
Proceeds from issuance of common stock       9,297                   12,270
Net cash provided by financing
activities                                  72,747                  138,755

Net change in cash                         (10,194)                   2,847

Cash, beginning of period                   10,194                        -

Cash, end of period                              -                    2,847

Supplementary cash flow information:
Cash payments for interest                       -                        -
Cash payments for income taxes                   -                        -

Schedule of non-cash financing
activities:
2,960,000 common shares issued for
future consulting services                       -                1,024,160

             See Accompanying Notes to Financial Statements

                   NATURALLY SAFE TECHNOLOGIES, INC.
                     NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
The financial statements should be read in conjunction with the audited statements for the year ended December 31, 2000, which are contained in the Form 10-SB registration statement that was filed with the Securities and Exchange Commission on February 26, 2001.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operation. All such adjustments are of a normal recurring nature.

NOTE 2 - NOTES PAYABLE

As of March 10, 2000 the Company had a note payable, due on demand, to an investor in the amount of $175,000. The note bears interest at an imputed rate of 20% per annum. As further consideration for this loan, the Company will issue to this investor 350,000 shares of the Company's common stock upon listing of the company's stock on the Over the Counter Bulletin Board. As of June 30, 2001, the Company recorded $133,000, or $0.38 per share, of expenses related to the future issuance of these shares with the liability reflected as accrued liabilities on the balance sheet.

As of June 30, 2001, the Company had a note payable to a related party in the amount of $27,542. This note is uncollateralized and is due on demand. Interest accrues at 10% annually and is payable upon demand of principal payment.

As of June 30, 2001, the Company had a note payable to a related party in the amount of $35,963. This note is uncollateralized and is due on demand. Interest accrues at 10% annually and is payable upon demand of principal payment.

As of June 30, 2001, the Company had miscellaneous notes payable to various officers and directors of the Company in a total amount of $3,445. These notes are uncollateralized and due on demand. Interest accrues at 10% annually and is payable upon demand of principal payment.

NOTE 3 - RELATED PARTY TRANSACTION

The Company issued 450,000 shares of common stock to an officer of the Company, of which 400,000 shares related to provisions of a compensation agreement, and the remaining 50,000 shares as a bonus. The shares were valued at $171,000.

NOTE 4 - STOCK ISSUED FOR CONSULTING SERVICES

The Company issued 500,000 shares of common stock as payment for consulting services provided for the Company. The shares were valued at $190,000.

NOTE 5 - BAD DEBTS

In the month of June 2001, the Company wrote of $43,335 in accounts receivable due from Media-at-Large. The collection efforts on behalf of the Company had produced no results and therefore it deemed the invoice uncollectable.

NOTE 6 - GOING CONCERN

The Company incurred net losses of $532,333 and $881,650 for the three months and six months ended June 30, 2001, respectively. The Company has not received any purchase orders of its products for this year and has recurring net losses along with minimal revenues. Those factors create an uncertainty about the Company's ability to continue as a going concern. The Company's management has developed a plan to complete the development of new products and services to generate future revenues. The Company will also seek additional sources of capital through equity or debt offering, but there can be no assurance that the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 2.  PLAN OF OPERATION.

The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained elsewhere in this Form 10-QSB and the financial statements for the year ended December 31, 2000 contained in a Form 10-SB filed by the Registrant. Also, please refer to the subsequent section entitled Risk Factors Connected with Plan of Operation.

Twelve Month Plan of Operation.

The Company develops and manufactures a patented product called "Season's Greenings." The Company's product targets
Christmas tree growers, wholesale and retail distributors and purchasers.

Season's Greenings provides Christmas tree purchasers a way to keep their trees moist and fresher for the length of the Christmas season. The product reduces moisture loss and stimulates water absorption through the plant's vascular system, which channels nutrients within a plant. The result is a higher moisture level in treated trees, as opposed to those that are untreated; this reduces the risk of fires caused by dry, flammable trees.

For the period from February 10, 2000 through June 30, 2001, the Company has devoted itself primarily to implementing its business strategy and raising working capital through equity financing. The Company's principal business objective is the development, manufacture and market of a line of products that will be used to extend the life of cut vegetation and stimulate water retention and growth in transplanted greenery and will serve as the platform from which other applications or products will be developed. The Company's revenues will be primarily dependent upon its ability to successfully implement its business objective. The Company's priorities for the next twelve months of operations are:

Expand the customer base and accounts through improved and focused efforts to distributors to end users, such as Christmas tree retailers, and targeted trade shows;

Modify the Company web site to target the potential customer base of its current and future products;

Develop new applications or products based on the Season's
Greenings Christmas tree preservative;

Introduce the Company's proposed NS-16 odor control product and NS-18 cut flower life extender in the later part of 2001; and

Develop further strategic relationships with suppliers.

The Company cannot guarantee that it will be able to compete successfully or that the competitive pressures the Company may face will not have an adverse effect on its business, results of operations and financial condition.

The Company has significant ongoing liquidity needs to support our existing business, research, and product development activities. The Company's overall liquidity is actively managed on a periodic basis and its financial status, including its liquidity, is reviewed periodically by the management. This process is intended to ensure the maintenance of sufficient funds to meet the needs of the company.

If the Company requires more capital, it may be required to raise additional capital via a public or private offering of equity and/or debt. There are no preliminary loan agreements or understandings between the Company, its officers, directors or affiliates or lending institutions. The Company has no arrangements or commitments for accounts receivable financing; no assurance can be given that any such financing can be obtained or, if obtained, that it will be on reasonable terms. However, the Company's officers and directors plan to advance funds to us on an as-needed basis, although there is no definitive or legally binding agreement to do so. To fund ongoing fiscal 2001 operations, Company management believes that current financial resources and the ability to generate revenues will be adequate to fund Company operations and provide for working capital needs.

During December 2000, the Company raised approximately
$250,000 thousand from the issuance of 668,000 shares of common stock. This funding was used for product development and as working capital to support the Company's operations. On June 30, 2001, the Company had a cash balance of approximately $0 and working capital of approximately the same.

The Company anticipates incurring substantial losses in the future and is continuing its efforts to raise additional capital through equity or debt financings in order to satisfy its cash requirements. The Company plans to raise approximately $1.75 million in equity or debt financing during the 2001 fiscal year.
The Company believes that it requires approximately $1.5 million of operating capital to meet its needs for the next 12 months based upon its full operation cost history and the capital requirements needed to carry out its business plan. A delay in any financing could inhibit its abilities to continue operations, and carry out its business plan. Its need for additional capital to finance its operations and growth will be greater should, among other things, our revenue or expense estimates prove to be incorrect, particularly if the Company does not find additional sources of capital. If the Company does not find additional sources of capital, the Company may be required to reduce the scope of its business activities until other financing can be obtained.

The Company has forecasted approximately $1.5 million in operating expenses through June 30, 2002. These operating expenses include:

Approximately $750,000 in payroll expense related to our increased staffing requirements;

Approximately $250,000 for legal, professional, and corporate insurance expenses related to our company becoming a "reporting company;" and

Approximately $500,000 in marketing and advertising related to our introductory sales campaign.

As of June 30, 2001, the Company had two full-time employees, including its Chief Executive Officer. One of its employees is involved in product research and development services, and the CEO is involved in administration, management, and finance. The Company believes that the relationship with its employees is good.

Risk Factors Connected with Plan of Operation.

(a)  Limited Prior Operations, History of Operating Losses, and
Accumulated Deficit May Affect Ability of Company to Survive.

The Company has only limited operations and is subject to all the risks inherent in the creation of a new business. Since the Company's principal activities to date have been limited principally to organizational activities and prospect development, it has a limited record of revenue-producing operations. Consequently, there is only a limited operating history upon which to base an assumption that the Company will be able to achieve its business plans. In addition, the Company has only limited assets. As a result, there can be no assurance that the Company will generate significant revenues in the future; and there can be no assurance that the Company will operate at a profitable level. If the Company is unable to obtain customers and generate sufficient revenues so that it can profitably operate, the Company's business will not succeed.

The Company incurred a net loss of $801,726 for the fiscal year ended December 31, 2000 and $881,650 for the six months ended June 30, 2001. The Company's current liabilities exceed its current assets by $174,078 as of December 31, 2000 and $512,626 as of June 30, 2001. At June 30, 2001, the Company had an accumulated deficit of $1,683,376. This raises substantial doubt about the Company's ability to continue as a going concern.

(b) Need for Additional Financing May Affect Operations and Plan of Business.

Current funds available to the Company will not be adequate for it to be competitive in the areas in which it intends to operate. Therefore, the Company will need to raise additional funds in order to fully implement its business plan. The Company will attempt to raise approximately $1.5 million in additional funds during the next 12 months through a private placement.
However, there can be no assurance that the Company will be successful in raising such additional funds. Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuance of stock in lieu of cash.

The Company's continued operations therefore will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company. If the Company cannot obtain needed funds, it may be forced to curtail or cease its activities. If additional shares were issued to obtain financing, current shareholders may suffer a dilutive effect on their percentage of stock ownership in the Company.

(c)  Substantial Competition May Affect Ability to Sell Products.

The Company may experience substantial competition in its efforts to locate and attract customers for its products. Many competitors in the industry of the Company have greater experience, resources, and managerial capabilities than the Company and may be in a better position than the Company to obtain access to attractive products. There are a number of larger companies which will directly compete with the Company. Such competition could have a material adverse effect on the Company's profitability or viability.

(d)  Other External Factors May Affect Viability of Company.

The industry of the Company in general is a speculative venture necessarily involving some substantial risk. There is no certainty that the expenditures to be made by the Company will result in commercially profitable business. The marketability of its products will be affected by numerous factors beyond the control of the Company. These factors include market fluctuations, and the general state of the economy (including the rate of inflation, and local economic conditions), which can affect peoples' discretionary spending. Factors which leave less money in the hands of potential customers of the Company will likely have an adverse effect on the Company. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in the Company not receiving an adequate return on invested capital.

(e)  Control by Officers and Directors Over Affairs of the
Company May Override Wishes of Other Stockholders.

The Company's officers and directors beneficially own approximately 63% of the outstanding shares of the Company's common stock. As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring stockholder approval. Accordingly, it could be difficult for the investors hereunder to effectuate control over the affairs of the Company. Therefore, it should be assumed that the officers, directors, and principal common shareholders who control these voting rights will be able, by virtue of their stock holdings, to control the affairs and policies of the Company.

(f) Loss of Any of Current Management Could Have Adverse Impact on Business and Prospects for Company.

The Company's success is dependent upon the hiring and retention of key personnel. Only two of the officers of the Company currently has an employment agreement with the Company. Therefore, there can be no assurance that other personnel will remain employed by the Company. Should any of these individuals cease to be affiliated with the Company for any reason before qualified replacements could be found, there could be material adverse effects on the Company's business and prospects.

In addition, all decisions with respect to the management of the Company will be made exclusively by the officers and directors of the Company. Investors will only have rights as shareholders to make decisions which effect the Company. The success of the Company, to a large extent, will depend on the quality of the directors and officers of the Company. Accordingly, no person should invest in the Company's shares unless he or she is willing to entrust all aspects of the management of the Company to the officers and directors.

(g)  Potential Conflicts of Interest May Affect Ability of
Officers and Directors to Make Decisions in the Best Interests of Company.

The officers and directors have other interests to which they devote time, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on boards of directors, and each will continue to do so notwithstanding the fact that management time may be necessary to the business of the Company. As a result, certain conflicts of interest may exist between the Company and its officers and/or directors which may not be susceptible to resolution.

In addition, conflicts of interest may arise in the area of corporate opportunities which cannot be resolved through arm's length negotiations. All of the potential conflicts of interest will be resolved only through exercise by the directors of such judgment as is consistent with their fiduciary duties to the Company. It is the intention of management, so as to minimize any potential conflicts of interest, to present first to the Board of Directors to the Company, any proposed investments for its evaluation.

(h) Limitations on Liability, and Indemnification, of Directors and Officers May Result in Expenditures by Company.

Although the Company's Articles of Incorporation and Bylaws do not provide for indemnification of its officers and directors, the Nevada Revised Statutes permit such indemnification for monetary damages arising from a breach of their fiduciary duties as directors. Any such indemnification of directors, officer, or employees, could result in substantial expenditures being made by the Company in covering any liability of such persons or in indemnifying them.

(i)  Absence of Cash Dividends May Affect Investment Value of
Company's Stock.

The Board of Directors does not anticipate paying cash dividends on the common stock for the foreseeable future and intends to retain any future earnings to finance the growth of the Company's business. Payment of dividends, if any, will depend, among other factors, on earnings, capital requirements and the general operating and financial conditions of the Company as well as legal limitations on the payment of dividends out of paid-in capital.

(j)  No Assurance of Future Public Trading Market May Affect
Value of Company's Stock.

There has been no public market for the common stock of the Company since it is not trading on any exchange. The Company has previously filed a Form 10-SB in order to become a reporting company for listing on the Over the Counter Bulletin Board. Unless and until such time as it commences trading on such market, an investor may find it difficult to dispose of the Company's common stock.

(k)  Sale of Shares Eligible For Future Sale Could Adversely
Affect the Market Price.

All of the approximate 7,500,000 shares of common stock which are currently held, directly or indirectly, by management have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person, or persons whose shares are aggregated, who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of the Company, as defined, would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume during the four calendar weeks preceding such sale, provided that current public information is then available. If a substantial number of the shares owned by these shareholders were sold under Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

(l)  Status as a Pseudo California Corporation Could Adversely
Affect the Operation of the Company.

Section 2115 of the California General Corporation Law subjects foreign corporations doing business in California to various substantive provisions of the California General Corporation Law in the event that the average of its property, payroll and sales is more than 50% in California and more than one-half of its outstanding voting securities are held of record by persons residing in the State of California. Section 2115 does not apply to any corporation which, among other things, has outstanding securities designated as qualified for trading as a national market security on NASDAQ if such corporation has at least eight hundred holders of its equity securities as of the record date of its most recent annual meeting of shareholders.

Currently, the Company does meet the requirement of a pseudo
California corporation.   Some of the substantive provisions of
California which apply to the Company include laws relating to annual election of directors, removal of directors without cause, removal of directors by court proceedings, indemnification of officers and directors, directors standard of care and liability of directors for unlawful distributions. In addition, Section 708 of the California General Corporation Law which mandates that shareholders have the right of cumulative voting at the election of directors applies to the Company.

Forward-Looking Statements.

The foregoing Plan of Operation contains "forward looking statements" within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, including statements regarding, among other items, the Registrant's business strategies, continued growth in the Registrant's markets, projections, and anticipated trends in the Registrant's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Registrant's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Registrant's control. The Registrant cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Registrant's products, competitive pricing pressures, changes in the market price of ingredients used in the Registrant's products and the level of expenses incurred in the Registrant's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Registrant disclaims any intent or obligation to update "forward looking statements."

                    PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2001, the Company issued the following shares of unregistered securities:

(a) The Company issued 500,000 shares of common stock as payment for consulting services provided for the Company. The shares were valued at $190,000 ($0.38 per share).

(b)  The Company issued 400,000 shares of common stock to it
Chief Executive Officer in accordance with his employment contract and 50,000 shares of common stock as a bonus ($0.38 per share).

All of these issuances were made directly by the Company, and no commissions or fees were paid in connection with any of these sales. These sales were undertaken under a claim of exemption from registration under the Securities Act of 1933 as provided by Rule 506 of Regulation D thereof, in that:

the sales were made to sophisticated investors as defined in Rule 502;

the company gave the purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which the company possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

at a reasonable time prior to the sale of securities, the company advised the purchaser of the limitations on resale in the manner contained in paragraph Rule 502(d)2 of this section;

neither the company nor any person acting on its behalf sold the securities by any form of general solicitation or general advertising; and

the company exercised reasonable care to assure that the purchasers of the securities are not underwriters within the meaning of section 2(11) of the Act in compliance with Rule 502(d).

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

During March 2000, the Company secured a twelve month note with an investor for $175,000. Although the note bears no explicit interest rate, the Company has assigned an implicit interest rate of 20% based upon default provisions of this agreement. As consideration for this loan, the Company will issue to this investor 350,000 shares of the Company's common stock upon listing of the Company's common stock on the Over the Counter Bulletin Board. As of June 30, 2001 the amount of debt currently in default is the $175,000 of principal and approximately $18,000 of interest in arrears.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

Reports on Form 8-K.

There were no reports on Form 8-K filed during the second quarter of the fiscal year covered by this Form 10-QSB.

                                SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     Naturally Safe Technologies, Inc.


Dated: September 13, 2001            By: /s/ Linden Burzell
                                     Linden Burzell, President

                              EXHIBIT INDEX

Number                         Exhibit Description

3.1      Articles of Incorporation, dated February 10, 2000
        (incorporated by reference to Exhibit 3(a) of the Form
         10-SB filed on February 26, 2001).

3.2 Certificate of Amendment of Articles of Incorporation, dated March 9, 2000 (incorporated by reference to Exhibit 3(b) of the Form 10-SB filed on February 26, 2001).

3.3 Bylaws, dated March 27, 2000 (incorporated by reference to Exhibit 3(c) of the Form 10-SB filed on February 26, 2001).

10.1     Employment Agreement between the Registrant and Linden
         A. Burzell, dated June 20, 2000 (incorporated by reference to Exhibit 10(a) of the Form 10-SB filed on February 26, 2001).

10.2     Employment Agreement between the Registrant and Jerry
         Fetterly, dated January 1, 2001 (incorporated by reference to Exhibit 10(b) of the Form 10-SB filed on February 26, 2001).